Form 10-Q
period 2026-07-31
Luvulis Corp
filed 2026-08-31
CIK 2123169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2026

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 333-295096

Luvulis Corporation
(Exact name of registrant as specified in its charter)

Wyoming	38-4373791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Al. Jerozolimskie 181, Warszawa, Poland	02-222
(Address of principal executive offices)	(Zip Code)

Tel. + 1564-5447779

Email: ceo@luvulis.com

(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 31, 2026, there were 2,000,000 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial statements.

The accompanying unaudited interim financial statements of Luvulis Corporation (the “Company,” “we,” “us,” or “our”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations.

These condensed interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s most recent annual financial statements.

In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary to present fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented have been included.

LUVULIS CORPORATION

BALANCE SHEETS

	July 31, 2026 (unaudited)	January 31, 2026
ASSETS:
Current Assets
Cash and Cash Equivalents	$312	$680
Prepaid Expenses	12,513	40,113
Total Current Assets	12,825	40,793

Intangible Assets, Net	57,621	-

TOTAL ASSETS	$70,446	$40,793

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT):

Current Liabilities
Accounts Payable	$-	$27,400
Deferred Revenue	6,628	-
Related Party Loan Payable	91,892	7,033
Total Current Liabilities	98,520	34,433
Total Liabilities	98,520	34,433

Commitments and Contingencies	-	-

STOCKHOLDER’S EQUITY (DEFICIT):
Common stock: $0.001 par value, 75,000,000 shares authorized, 2,000,000 shares issued and outstanding	2,000	2,000
Additional Paid-in Capital	6,000	6,000
Accumulated Deficit	(36,074)	(1,640)

Total Stockholder’s Equity (Deficit)	(28,074)	6,360

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$70,446	$40,793

The accompanying notes are an integral part of these unaudited financial statements.

LUVULIS CORPORATION

STATEMENTS OF OPERATIONS

For the three and six months ended July 31, 2026 and 2025 (unaudited)

	For the three months ended July 31, 2026 (unaudited)	For the three months ended July 31, 2025 (unaudited)	For the six months ended July 31, 2026 (unaudited)	For the six months ended July 31, 2025 (unaudited)
REVENUE	$833	$-	$833	$-

OPERATING EXPENSES:
Amortization Expense	4,397	-	4,899	-
General and Administrative Expenses	8,471	-	30,368	-
Total Operating Expenses	12,868	-	35,267	-

Loss Before Income Taxes	(12,035)	-	(34,434)	-

Provision for Income Taxes	-	-	-	-

NET LOSS	$(12,035)	$-	$(34,434)	$-

Net loss per common share – basic and diluted	$(0.01)	$-	$(0.02)	$-
Weighted average number of common shares outstanding – basic and diluted	2,000,000	-	2,000,000	-

The accompanying notes are an integral part of these unaudited financial statements.

LUVULIS CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

For the three and six months ended July 31, 2026 and 2025 (unaudited)

					Total
			Additional		Stockholder’s
	Common Stock		Paid-in	Accumulated	Equity
Balance as of:	Shares	Amount	Capital	Deficit	(Deficit)
April 30, 2025	-	$-	$-	$-	$-

Net Income (Loss)	-	-	-	-	-

July 31, 2025	-	$-	$-	$-	$-

April 30, 2026	2,000,000	$2,000	$6,000	$(24,039)	$(16,039)

Net Loss	-	-	-	(12,035)	(12,035)

July 31, 2026	2,000,000	$2,000	$6,000	$(36,074)	$(28,074)

January 31, 2025	-	$-	$-	$-	$-

Net Income (Loss)	-	-	-	-	-

July 31, 2025	-	$-	$-	$-	$-

January 31, 2026	2,000,000	$2,000	$6,000	$(1,640)	$6,360

Net Loss	-	-	-	(34,434)	(34,434)

July 31, 2026	2,000,000	$2,000	$6,000	$(36,074)	$(28,074)

The accompanying notes are an integral part of these unaudited financial statements.

LUVULIS CORPORATION

STATEMENTS OF CASH FLOWS

For the six months ended July 31, 2026 and 2025 (unaudited)

	For the six months ended July 31, 2026 (unaudited)	For the six months ended July 31, 2025 (unaudited)
Cash Flows from Operating Activities:
Net Loss	$(34,434)	$-
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	4,899
Capitalization of Website and API Development Costs	(62,520)	-
Change in operating assets and liabilities:
Prepaid Expenses	27,600	-
Accounts Payable	(27,400)	-
Deferred Revenue	6,628	-
Net cash used in operating activities	(85,227)	-

Cash Flows from Financing Activities:
Related Party Advances	84,859	-
Net cash provided by financing activities	84,859	-

Net increase (decrease) in cash and cash equivalents	(368)	-
Cash and cash equivalents, beginning of the period	680	-
Cash and cash equivalents, end of the period	$312	$-

Supplemental Cash Flow Information Cash paid during the year for:
Interest	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

LUVULIS CORPORATION

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

For the three and six months ended July 31, 2026 and 2025

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Luvulis Corporation is a development-stage technology company incorporated in Wyoming on October 29, 2025. The Company is focused on developing innovative solutions for global finance, including compact services that provide real-time insights into currency rates, prices, and key economic trends. Its primary product is an advanced currency conversion service designed to offer instant access to accurate exchange rates and simplify currency management.

The Company has selected January 31 as its fiscal year end.

NOTE 2 – GOING CONCERN

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern. As a development stage company, the Company had limited revenues and had an accumulated deficit of $36,074 as of July 31, 2026 and had a net loss of $34,434 for the six months ended July 31, 2026. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses, which will include advances from related parties. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of July 31, 2026, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended July 31, 2026, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes thereto for the period from October 29, 2025 (Inception) through January 31, 2026, included in the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (“SEC”) on April 16, 2026.

Use of Estimates

The preparation of financial statements with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on the Company’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. The Company’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of July 31, 2026, the Company had a cash balance of $312.

Prepaid Expenses

The Company’s prepaid expenses as of July 31, 2026, consisted primarily of server lease expenses ($5,013) and marketing services ($7,500), which totaled $12,513.

The Company’s prepaid expenses as of January 31, 2026, consisted primarily of website and Application Programming Interface (“API”) development costs ($35,100) and server lease expenses ($5,013). Costs incurred for the development of website and API are initially recorded as prepaids. Prepaid amounts that qualify for capitalization are recognized as intangible assets and then amortized over their estimated useful lives. Prepaid amounts that do not qualify for capitalization are recognized as expense as the related services are received. For the three months ended April 30, 2026, the Company capitalized $30,120 of $35,100 website and API costs as intangible assets and expensed $4,980 of the total cost as developmental costs, refer to NOTE 7 – INTANGIBLE ASSET.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, "Revenue from Contracts with Customer". The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

Step 1: Identify the contract with a customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

The Company recognizes revenue when the services are completed and delivered in accordance with the terms of the contract.

Related Parties

The Company follows ASC 850, “Related Party Disclosures”, for the identification of related parties and disclosure of related party transactions.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance on deferred tax assets is established when management considers it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Tax benefits from an uncertain tax position are only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Interest and penalties related to unrecognized tax benefits are recorded as incurred as a component of income tax expense. The Company has not recognized any tax benefits from uncertain tax positions for any of the reporting periods presented.

Loss Per Share

The Company reports loss per share in accordance with ASC 260, “Earnings per Share”. Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. There were no dilutive securities for the six months ended July 31, 2026, and the period from October 29, 2025 (Inception) through January 31, 2026.

Segment Reporting

The Company operates as a single operating and reportable segment as API service company. Our Chief Executive Officer is our Chief Operating Decision Maker (“CODM”) who evaluates and makes operating decisions about the allocation of resources considering our single geographical area and on a consolidated basis. Accordingly, the CODM considers revenue and operating expenses of our single operating segment as reported on the statement of operations and considers our current and total assets as recorded on the balance sheet. There are no additional expense or asset information that are supplemental to those disclosed on these financial statements that are regularly provided to the CODM.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03 “Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendments in ASU 2024-03 aim to improve the decision usefulness of expense information on public business entities’ income statement through the disaggregation of relevant expense captions in the notes to the financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of this update on its financial statements.

NOTE 4 – STOCKHOLDER’S EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On December 19, 2025, the Company issued 2,000,000 shares of common stock to its president for cash proceeds of $8,000 at $0.004 per share.

There were 2,000,000 shares of common stock issued and outstanding as of July 31, 2026, and January 31, 2026.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company was not subject to any legal proceedings during the period from October 29, 2025 (Inception) through July 31, 2026, and no legal proceedings are currently pending or threatened to the best of the Company’s knowledge.

NOTE 6 – RELATED PARTY TRANSACTIONS

Founder Shares

On December 19, 2025, the Company issued 2,000,000 shares of common stock to its President, CEO, and Sole Director, Jakub Marcin Dzierzynski, for cash proceeds of $8,000 at $0.004 per share.

Related Party Loan Payable

On October 29, 2025, the president of the Company, Jakub Marcin Dzierzynski, entered into a loan agreement with the Company. Jakub Marcin Dzierzynski agreed to provide to the Company funding and financing in an amount not exceeding $150,000. The loan is non-interest-bearing, unsecured, and due on demand, with a maximum term of five years. The Company may, at its discretion, prepay all or any portion of the outstanding amount prior to maturity.

As of July 31, 2026, and January 31, 2026, Jakub Marcin Dzierzynski has advanced $91,892 and $7,033, respectively, to the Company under the loan agreement.

NOTE 7 – INTANGIBLE ASSET

In ASC 350-40, the Company capitalizes certain costs incurred in connection with the development and implementation of its website platform and API infrastructure for internal use and customer-facing operations in accordance with applicable accounting guidance. Capitalized costs primarily include third-party development fees, software implementation costs, and qualifying direct costs associated with enhancing the functionality of the Company’s digital platform. Such costs are recorded at cost and classified as intangible assets on the accompanying balance sheets.

Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives, which are generally three years.

The Company reviews website and API development intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairment losses were recognized during the periods presented.

In April 2026 the Company capitalized $30,120 of $35,100 website and API costs as intangible assets, which is being amortized over a three-year life, and expensed the remaining $4,980 as development costs.

In May 2026 the Company capitalized $32,400 of API development costs as intangible assets, which is being amortized over a three-year life.

As of July 31, 2026, capitalized website and API development costs, net of accumulated amortization, totaled $57,621. Amortization expense related to these assets was $4,397 and 4,899 for the three and six months ended July 31, 2026, respectively.

NOTE 8 – DEFERRED REVENUE

In accordance with ASC 606, deferred revenue represents amounts collected from customers in advance of the performance of the related services. The Company recognizes subscription revenue ratably over the applicable contract term as customers simultaneously receive and consume the benefits of the services. Deferred revenue was $6,628 as of July 31, 2026. The Company expects to recognize approximately $6,628 of deferred revenue as revenue during the year ended January 31, 2027.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to July 31, 2026, through August 31, 2026, the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

DESCRIPTION OF BUSINESS

General

Luvulis Corporation (the “Company” or “Luvulis”) is a development-stage technology company incorporated in the State of Wyoming on October 29, 2025. The Company is focused on developing innovative and smart solutions for navigating global finance trends. Luvulis builds compact, technology-driven services that help users quickly understand currency rates, pricing, and key economic trends by leveraging real-time data and modern API architecture. Our flagship product is “Luvulis Currency Converter”, an advanced tool designed to provide users with accurate global exchange rates, accessible at https://luvulis.com.

The commercial version of the “Luvulis Currency Converter” service was launched on July 1, 2026. During July 2026, the Company also introduced tiered API subscription plans, marking its transition to full commercial operations.

Service Offerings

The Luvulis service is designed as a comprehensive digital solution for obtaining, comparing, and integrating real-time global currency exchange data. The service aims to bridge the information gap in the fast-moving financial markets by providing structured, high-frequency market data accessible through both an intuitive web interface and a robust API.

Luvulis provides its clients with the following core functionalities:

1. Real-Time Currency Conversion Database. The Company’s central service is designed to offer users instant access to accurate exchange rates. Key intended features include:

•	Intuitive Web Interface: A streamlined input field where users are able to enter amounts and select source/target currencies for conversion.

•	Rapid Processing: Leveraging advanced backend logic, the system is set to process requests instantly, displaying results in seconds.

•	Precision Data: Access to accurate rates designed for travelers, investors, and small businesses involved in international transactions.

2. API Integration Option (B2B Focus) The Luvulis API is being developed to deliver financial data in a standardized, developer-friendly format (JSON/REST), allowing for future seamless connection with third-party tools such as:

•	E-commerce Platforms: For displaying localized pricing to international customers in real-time.

•	Accounting & ERP Systems: For automating multi-currency bookkeeping and financial reporting.

•	Travel & Fintech Apps: Enabling developers to embed conversion tools directly into their applications. The API is intended to include tiered access keys and query rate limits, providing scalable solutions for both individual developers and enterprise users.

3. Future Analytical and Visualization Tools Following the initial commercial launch, the Company plans to introduce advanced financial insights, including:

•	Trend Analysis Dashboards: Visualization of historical vs. current exchange rate volatility.

•	Economic Trend Summaries: Brief, data-driven insights into key global economic shifts impacting currency values.

Target Market

Luvulis Corporation targets a broad and growing spectrum of participants within the global digital economy who rely on high-frequency, accurate financial data for operational and personal decision-making. Our primary market focus is divided into the following strategic segments:

•	Software Developers and Fintech Startups: This is our core B2B segment. As the "API economy" expands, developers require affordable, high-uptime, and easy-to-integrate solutions to power multi-currency features within their own products. Luvulis provides a standardized REST API that eliminates the need for developers to build complex financial data aggregation systems from scratch. We target independent developers and small-to-medium fintech firms looking for "plug-and-play" currency integration for e-commerce checkouts, wallet apps, and SaaS platforms.
•	Small and Medium Enterprises (SMEs) in International Trade: Small importers and exporters often lack access to the expensive, high-end Bloomberg or Reuters terminals used by large corporations. However, they remain highly vulnerable to currency volatility. Luvulis targets SMEs that require reliable, real-time rates for cross-border transaction planning, accurate invoicing in foreign currencies, and localized budgeting. By providing professional-grade data at a fraction of the cost of legacy providers, we address a significant underserved niche in the SME sector.
•	E-commerce and Digital Platforms: As global e-commerce continues to rise, online retailers must display prices in local currencies to reduce cart abandonment and improve user experience. Luvulis targets digital storefronts and marketplaces that need to automate price localization. Our API allows these platforms to dynamically update product prices based on the latest market fluctuations, ensuring margin protection and pricing transparency for global customers.
•	International Travelers and Digital Nomads: This consumer-facing (B2C) segment represents a high-volume user base. With the rise of remote work and global mobility, digital nomads and frequent travelers require a streamlined, mobile-responsive web interface for instant currency conversion. Luvulis meets this demand by offering a simplified, "speed-first" tool that removes the clutter found on traditional financial news websites, providing a dependable utility for daily financial management.

•	Retail Investors and Personal Finance Managers: We target individual investors who monitor global foreign exchange (Forex) trends as part of their personal portfolio diversification. Luvulis provides these users with a reliable reference point for currency movements, helping them make more informed decisions regarding international assets, savings in foreign denominations, or timing for personal currency exchanges.

Market Opportunity

The Company believes that the opportunity for a real-time currency conversion and financial data service is driven by the rapid expansion of the global digital economy, the increasing complexity of cross-border transactions, and the widespread adoption of "API-first" business models.

1. Accelerated Growth of Cross-Border E-commerce

The demand for instant currency localization is at an all-time high. According to industry analysis, cross-border e-commerce is outpacing domestic retail growth. Merchants increasingly require automated tools to display prices in a customer's local currency at the moment of interaction. This shift is essential to reduce cart abandonment rates and enhance user trust. Luvulis addresses this by providing a high-speed API that allows e-commerce platforms to scale globally without the overhead of manual rate management.

2. Increased Global Currency Volatility

Current geopolitical shifts and divergent central bank policies have led to heightened currency volatility. In such an environment, "static" pricing or daily-updated rates (typically provided by traditional banks) are insufficient for modern business needs. Even a small percentage shift in an exchange rate within a single trading day can erode the profit margins of a small-to-medium enterprise (SME). Luvulis provides the real-time precision necessary for businesses to protect their margins and make data-driven procurement and pricing decisions.

3. The Rise of the "API Economy" and Digital Transformation

The construction of modern software has shifted toward modularity. Instead of building internal financial tools, companies now prefer to integrate specialized third-party APIs. We believe there is a significant market gap for a lean, high-uptime, and cost-effective currency API. SMEs, in particular, are undergoing a digital transformation, moving away from spreadsheets and manual entry toward cloud-based ERP and CRM systems. Luvulis is positioned to become a vital data component within these automated financial ecosystems.

4. Democratization of Professional Financial Data

Historically, high-frequency, reliable exchange rate data was the exclusive domain of large financial institutions with access to expensive terminal subscriptions. Luvulis believes that by offering professional-grade data through a tiered SaaS (Software-as-a-Service) model, we can democratize access for a vast underserved market, including independent developers, startups, and international freelancers who require accurate financial data but operate on limited budgets.

Business Model

Luvulis generates revenue through a subscription model:

• Basic Tier: $499 per month, including up to 25,000 API requests per month and access to real-time exchange rates. The plan is intended for startups, SaaS platforms, e-commerce businesses, and small financial applications.

• Business Tier: $990 per month, including up to 50,000 API requests per month and access to real-time exchange rates. The plan is intended for growing fintech companies, online marketplaces, travel platforms, and medium-sized businesses with increasing API demand.

• Pro Tier: $1,590 per month, including up to 100,000 API requests per month, access to real-time exchange rates, and priority email support. The plan is intended for banks, fintech companies, payment providers, enterprise platforms, and other high-volume applications.

Competitive Strengths

Management believes that Luvulis possesses several key advantages that differentiate us from legacy financial data providers and existing free conversion tools:

•	API-First Architecture: Unlike many traditional services that added APIs as an afterthought, Luvulis is built from the ground up with an API-first mindset. This ensures maximum compatibility, low latency, and ease of integration into modern web and mobile frameworks, reducing the technical burden for our B2B clients.

•	User-Centric Design and Simplicity: Financial data tools are often over-engineered and difficult to navigate. Luvulis focuses on "speed-to-data," removing unnecessary complexity and providing a streamlined interface that allows users to obtain accurate information in seconds.

•	Lean and Scalable Operational Model: By leveraging strategic third-party data feeds and highly efficient cloud-based infrastructure, we maintain a low overhead cost structure. This "lean" approach allows us to remain agile, update our features rapidly, and offer competitive pricing while maintaining high-value data accuracy.

•	Democratization of Data: We position ourselves as a high-quality yet accessible alternative to expensive, institutional-grade terminals, making professional financial data available to a much larger segment of the global market.

Intellectual Property

We currently have not obtained any copyrights, patents, or trademarks, and we do not anticipate filing any applications related to any assets over the next 12 months. However, we recognize the importance of protecting our intellectual property and may consider taking appropriate measures to do so in the future.

Regulatory and Legal Considerations

The Company’s operations are subject to federal, state, and local regulations applicable to online data services and construction-related information dissemination.

Luvulis Corporation complies with all applicable legal requirements in its ongoing commercial operations.

Employees

The Company has no employees. All management and administrative functions are performed by our sole director, who does not have a written employment agreement with the Company.

Offices

Our current principal address is Al. Jerozolimskie 181, 02-222 Warszawa, Poland. Our phone number is 15645447779.

RESULTS OF OPERATIONS

For the three months ended July 31, 2026 (unaudited):

During the three months ended July 31, 2026, the Company generated $833 in revenue.

Our operating expenses were $12,868 and $0 for the three months ended July 31, 2026 and 2025, respectively. Operating expenses primarily consisted of amortization expense, professional fees, software development expenses and server rent expenses. The increase in operating expenses reflects the absence of operations in the prior period, as the Company was incorporated in October 2025.

The net loss was $12,035 and $0 for the three months ended July 31, 2026 and 2025, respectively.

For the six months ended July 31, 2026 (unaudited):

During the six months ended July 31, 2026, the Company generated $833 in revenue.

Our operating expenses were $35,267 and $0 for the six months ended July 31, 2026 and 2025, respectively. Operating expenses primarily consisted of amortization expense, professional fees, software development expenses and server rent expenses. The increase in operating expenses reflects the absence of operations in the prior period, as the Company was incorporated in October 2025.

The net loss was $34,434 and $0 for the six months ended July 31, 2026 and 2025, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2026, we have cash reserves of approximately $312 and our liabilities are $98,520 comprising of $6,628 in deferred income and $91,892 by the Company to Jakub Marcin Dzierzynski, our Director.

As of January 31, 2026, we have cash reserves of approximately $680 and our liabilities are $34,433 comprising $27,400 accounts payable and $7,033 owed by the Company to Jakub Marcin Dzierzynski, our Director.

Net Cash Used in Operating Activities

Net cash used in operating activities was $85,227 for the six months ended July 31, 2026. This was primarily attributable to a net loss of $34,434, adjusted for non-cash amortization expense of $4,899 and capitalization of website and API development costs of $62,520; and a decrease in prepaid expenses of $27,600, a decrease in accounts payable of $27,400, and an increase in deferred income of $6,628. There was no net cash provided by (used in) operating activities for the six months ended July 31, 2025.

Net Cash Provided by (Used in) Investing Activities

There was no net cash provided by (used in) investing activities for the six months ended July 31, 2026 and 2025.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $84,859 for the six months ended July 31, 2026, which primarily consisted of net proceeds from related party loans. There was no net cash provided by (used in) financing activities for the six months ended July 31, 2025.

Our auditors have issued an opinion with “going concern” paragraph, meaning that there is substantial doubt if we can continue as an on-going business for one year after the date the financial statements are issued unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from the offering and implemented our plan of operations. Our principal sources of cash are advances from Mr. Dzierzynski, to the extent available under the existing loan commitment and proceeds from the anticipated offering. We must raise cash to implement our strategy and stay in business. The amount of the offering will likely allow us to operate for at least one year and have the capital resources required to cover the material costs with becoming a publicly reporting.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

Use of Estimates

The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.

Management develops these estimates based on historical experience, current conditions, and other assumptions believed to be reasonable under the circumstances. Because such estimates are inherently uncertain, actual results could differ materially from those estimates.

The Company’s most significant estimates and judgments relate to fair value measurements and the assessment of impairment of intangible assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of July 31, 2026, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended July 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of July 31, 2026, and through the date of this report, there were no pending or threatened legal actions against the Company.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item that has not previously been reported.

Item 6. Exhibits.

The following exhibits are included as part of this report by reference:

No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Luvulis Corporation

Date: August 31, 2026	By:	/s/	Jakub Marcin Dzierzynski
		Name:	Jakub Marcin Dzierzynski
		Title:	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)